Form 10QSB
period 2006-09-30
SAMDREW V INC
filed 2006-11-08
CIK 1346860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51680

SAMDREW V, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	03-0562657
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

970 Browers Point Branch
Hewlett Neck, NY	11598
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 869-7000
Facsimile number: (212) 997-4242

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 6, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SAMDREW V, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of September 30, 2006 (unaudited)	F-1

Statements of Operations for the three months ended September 30, 2006	F-2
and 2005 (unaudited), the nine months ended September 30, 2006
(unaudited), the Period from Inception (May 4, 2005) to
September 30, 2005 (unaudited) and the Cumulative Period from Inception
(May 4, 2005) to September 30, 2006 (unaudited)

Statement of Stockholders’ Deficiency for the Period from Inception	F-3
(May 4, 2005) through September 30, 2006 (unaudited)

Statements of Cash Flows for the nine months ended September 30, 2006	F-4
(unaudited), the Period from Inception (May 4, 2005) through
September 30, 2005 (unaudited) and the Cumulative Period from Inception
(May 4, 2005) through September 30, 2006 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW V, INC.
A Development Stage Company
BALANCE SHEET

September 30,
2006
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,076

TOTAL ASSETS	$4,076

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,411

LONG TERM LIABILITIES:
Loans from stockholders	26,985

TOTAL LIABILITIES	31,396

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 shares issued and outstanding	60
Additional paid-in capital	23,670
Deficit accumulated during the development stage	(51,050)

TOTAL STOCKHOLDERS’ DEFICIENCY	(27,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,076

See notes to unaudited financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period from Inception (May 4, 2005) to	For the Cumulative Period from Inception (May 4, 2005) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	9,459	11,000	28,534	12,500	50,389

LOSS BEFORE OTHER EXPENSES	(9,459)	(11,000)	(28,534)	(12,500)	(50,389)

OTHER EXPENSES:
Interest expense	218	10	551	10	661

NET LOSS	$(9,677)	$(11,010)	$(29,085)	$(12,510)	$(51,050)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.04)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	600,000	300,000	526,374	300,000

See notes to unaudited financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(11,956)	(11,956)
BALANCE AT MARCH 31, 2006 (unaudited)	-	-	600,000	60	16,920	-	(33,921)	(16,941)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(7,452)	(7,452)
BALANCE AT JUNE 30, 2006 (unaudited)	-	-	600,000	60	20,295	-	(41,373)	(21,018)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss							(9,677)	(9,677)
BALANCE AT SEPTEMBER 30, 2006 (unaudited)	-	$-	600,000	$60	$23,670	$-	$(51,050)	$(27,320)

See notes to unaudited financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Period from Inception (May 4, 2005) to	For the Cumulative Period from Inception (May 4, 2005) to
	September 30,	September 30,	September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,085)	$(12,510)	$(51,050)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Fair market value of services provided	10,125	10,000	23,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,179)	2,510	4,411
Net cash used in operating activities	(20,139)	-	(23,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	215	15	230
Proceeds from stockholder loans	17,000	9,985	26,985
Net cash provided by financing activities	17,215	10,000	27,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,924)	10,000	4,076

Cash and cash equivalents at beginning of period	7,000	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,076	$10,000	$4,076

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$10,125	$10,000	$23,500
Stock subscription receivable		$$15	$

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

The Company has approximately $7,700 in gross, deferred tax assets at September 30, 2006 resulting from deferred start up costs and cumulative net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

On September 7, 2006, the Company entered into loan payable agreements with two of its stockholders in the amount of $3,500 each. These loans accrue interest at a rate of 4.00% until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, these loans will mature on December 31, 2010.

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

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 and $3,000 for the three and nine months ended September 30, 2006, respectively.

An officer and director of the Company is affiliated with Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of September 30, 2006 and for the three and nine months then ended and for the period from May 4, 2005 (inception) through September 30, 2006, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-KSB for the period May 4, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2005 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On September 7, 2006, the Company issued two 4% promissory notes each payable in the amount of $3,500, to Melvin F. Lazar, the Chief Executive Officer and Chief Financial Officer of the Company, and Kenneth Rind (the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Notes will reach maturity on December 31, 2010.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Date: November 6, 2006	SAMDREW V, INC.

	By:	/s/ David N. Feldman
David N. Feldman President

3