Form 10KSB
period 2006-12-31
SAMDREW V INC
filed 2007-03-19
CIK 1346860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51680

Samdrew V, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0562657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

970 Browers Point Branch
Hewlett Neck, NY	11598
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 869-7000

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Company’s revenues for fiscal year ended December 31, 2006 were $0.

As of March 16, 2007, there were 600,000 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction

Samdrew V, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 4, 2005 and maintains its principal executive offices at 970 Browers Point Branch, Hewlett Neck, NY 11598. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2005, and since its effectiveness, the Company has begun efforts to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Proposed Merger

On January 2, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with QuantumSphere, Inc. (“QuantumSphere”), pursuant to which the Company intends to combine with QuantumSphere either through a merger between QuantumSphere and a wholly owned subsidiary of the Company, or an exchange of shares of stock of QuantumSphere for shares of common stock, par value $.0001 per share (“Common Stock”) of the Company (the “Merger”).

QuantumSphere is a manufacturer of nanoscale metals and alloys for application in portable power, renewable energy, electronics, aerospace, defense and other markets demanding advanced materials.

While the Company and QuantumSphere have begun preparation of agreements necessary for the Merger (the “Definitive Agreements”), we have not entered into any Definitive Agreements. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Competition

In the event that the Merger or any similar transaction contemplated under the terms of the Letter of Intent is not consummated, the Company will continue to seek a potential business combination with a private company. The Company will face vast competition from other shell companies seeking to merger with a private company. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

The Company has an existing agreement to effect a merger; however, there can be no assurances that such merger is consummated.

On January 2, 2007, we entered into a Letter of Intent with QuantumSphere. While we have begun preparation of the Definitive Agreements, no Definitive Agreements have been entered into. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

In the event the Merger is not consummated, the Company will resume its efforts in locating a private company with which it may merge.

If we do not consummate the Merger, we will resume our efforts in locating a private company with which to merge. We can provide no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

If we do not consummate the Merger, management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

If we do not consummate the Merger, while seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Our shares of Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

            Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Common Stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

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

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 40,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 40,000,000 shares of Common Stock. The Common Stock is not listed on a publicly-traded market. As of March 16, 2007, there were three holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of its Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

On May 4, 2005, the Registrant sold an aggregate of 300,000 shares of Common Stock to Barbra Barth Feldman and Melvin F. Lazar, an officer of the Registrant, for an aggregate purchase price of $30. On March 8, 2006, the Registrant sold an aggregate of 300,000 shares of Common Stock to Barbra Barth Feldman and Kenneth Rind for an aggregate purchase price of $200. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to consummate the Merger with QuantumSphere, or, in the event the Merger is not consummated, to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the Merger or another business combination with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

SAMDREW V, INC.
A DEVELOPMENT STAGE COMPANY
DECEMBER 31, 2006

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of December 31, 2006 and December 31, 2005	F - 2

Statements of Operations for the Year Ended December 31, 2006, the Period from Inception (May 4, 2005) through December 31, 2005 and the Cumulative Period from Inception (May 4, 2005) through December 31, 2006
F - 3

Statement of Stockholders’ Deficiency for the Period from Inception (May 4, 2005) through December 31, 2006	F - 4

Statements of Cash Flows for the Year Ended December 31, 2006, the Period from Inception (May 4, 2005) through December 31, 2005 and the Cumulative Period from Inception (May 4, 2005) through December 31, 2006
F - 5

Notes to Financial Statements	F - 6 - F - 12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Samdrew V, Inc.

We have audited the accompanying balance sheets of Samdrew V, Inc. ('the Company') as of December 31, 2006 and December 31, 2005, the related statements of operations, statement of stockholders' deficiency and cash flows for the year ended December 31, 2006, the period from inception (May 4, 2005) through December 31, 2005 and the cumulative period from inception (May 4, 2005) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Samdrew V, Inc. as of December 31, 2006 and December 31, 2005, the results of its operations and its cash flows for the year ended December 31, 2006, the period from inception (May 4, 2005) through December 31, 2005 and the cumulative period from inception (May 4, 2005) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
March 12, 2007, except for Note 7, the date of which is March 16, 2007

SAMDREW V, INC.
A Development Stage Company
BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,075	$7,000

TOTAL ASSETS	$1,075	$7,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$9,181	$5,590

LONG TERM LIABILITIES:
Loans from stockholders	26,985	9,985

TOTAL LIABILITIES	36,166	15,575

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 and 300,000 issued and outstanding at December 31, 2006 and 2005, respectively	60	30
Additional paid-in capital	27,045	13,375
Stock subscription receivable	-	(15)
Deficit accumulated during the development stage	(62,196)	(21,965)

TOTAL STOCKHOLDERS’ DEFICIENCY	(35,091)	(8,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,075	$7,000

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Period from Inception (May 4, 2005) to December 31, 2005	For the Cumulative Period from Inception (May 4, 2005) to December 31, 2006

REVENUE	$-	$-	$-

General and administrative expenses	39,409	21,855	61,264

LOSS BEFORE OTHER EXPENSES	(39,409)	(21,855)	(61,264)

OTHER EXPENSES:
Interest expense	822	110	932

NET LOSS	$(40,231)	$(21,965)	$(62,196)

BASIC AND DILUTED NET LOSS PER SHARE	(.08)	$(.08)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	548,333	300,000

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,231)	(40,231)
BALANCE AT DECEMBER 31, 2006	-	$-	600,000	$60	$27,045	$-	$(62,196)	$(35,091)

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Period from Inception (May 4, 2005) to December 31, 2005	For the Cumulative Period from Inception (May 4, 2005) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,231)	$(21,965)	$(62,196)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Fair market value of services provided	13,500	13,375	26,875
Changes in operating assets and liabilities:
Increase in accrued expenses	3,591	5,590	9,181
Net cash used in operating activities	(23,140)	(3,000)	(26,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	215	15	230
Proceeds from stockholder loans	17,000	9,985	26,985
Net cash provided by financing activities	17,215	10,000	27,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,925)	7,000	1,075

Cash and cash equivalents at beginning of period	7,000	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,075	$7,000	$1,075

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Stock subscription receivable	$-	$15	$-
Fair market value of services provided in exchange for additional paid in capital	$13,500	$13,375	$26,875

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Samdrew V, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2005 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $62,196, used cash from operations of $26,140 since its inception, and has a working capital deficit of $8,106 at December 31, 2006. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes (Continued):

The Company has approximately $5,300 in gross, deferred tax assets at December 31, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

NOTE 2 -  LOANS FROM STOCKHOLDERS:

On September 21, 2005, the Company entered into a loan agreement with one of its controlling stockholders in the amount of $9,985. This loan accrues interest at a rate of 4.00% until a merger is completed. The loan shall be repaid in full upon the completion of the merger, and if not, the loan will mature on August 31, 2010.

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
DECEMBER 31, 2006

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

NOTE 4 -  RELATED PARTIES:

An officer and director of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $5,000, $3,000 and $8,500 for the year ended December 31, 2006, for the period from inception through December 31, 2005 and for the cumulative period from inception through December 31, 2006, respectively.

An officer and director of the Company is affiliated with Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 5 -  INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the Period May 4, 2005 (inception) to December 31, 2006.

	Period Ended
	December 31, 2006	December 31, 2005
Current:
Federal	$-	$-
Deferred tax asset:
Federal	5,300	1,300
Valuation allowance	(5,300)	(1,300)
	$-	$-

The Company has approximately $5,300 in gross deferred tax assets at December 31, 2006,  resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $35,300 available to offset future taxable income through 2026. These losses are lower than the accumulated losses since inception of $62,200 on account of non-deductible legal expenses totaling $26,900.

The difference between the tax provision at the statutory federal income tax rate and the tax  provision attributable to loss before income taxes is as follows:

	Period Ended
	December 31, 2006	December 31, 2005
Statutory federal income tax rate	17%	15%
Increase (decrease) resulting from:
-- Non-deductible legal fees	(7)%	(9)%
-- Valuation allowance	(10)%	(6)%
Effective tax rate	0%	0%

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2005, the Financial Accounting Standard Board ('FASB') issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006). The application of this statement is not expected to have an impact on the Company’s financial statements.

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The application of this statement is not expected to have an impact on the Company’s financial statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities. The application of this statement is not expected to have an impact on the Company’s financial statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of this statement is not expected to have an impact on the Company’s financial statement.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In September 2006, the FASB issued SFAS No. 158, “Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans” that provides improved financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. The required date of adoption of the recognition and disclosure provisions of this Statement differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The application of this statement is not expected to have an impact on the Company’s financial statement.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under each method of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The application of this statement is not expected to have an impact on the Company’s financial statement.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on January 1, 2007, although early adoption is permitted. The application of this statement is not expected to have an impact on the Company’s financial statement.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

NOTE 7 -  SUBSEQUENT EVENTS:

On January 2, 2007, the Corporation has entered into a letter of intent with Quantum Sphere, Inc. according to which the corporation intends to combine with Quantum sphere either through a merger or an exchange of shares of stock of Quantum Sphere, Inc.

On March 16, 2007, the Company entered into loan payable agreements with two of its stockholders in the amount of $7,500 each. These loans accrue interest at a rate of 4.00% until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, these loans will mature on December 31, 2012.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

Name	Age	Position	Term
David N. Feldman	46	President, Secretary, Director	May 4, 2005 through Present
Melvin F. Lazar	66	Chief Executive Officer, Chief Financial Officer	February 17, 2006 through Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

David N. Feldman, President, Secretary and Director. Mr. Feldman has served as President, Secretary and director of the Company since its inception. He has been the Managing Partner and co-founder of Feldman Weinstein & Smith LLP, a corporate and securities law firm in New York City, and its predecessors since 1996. Mr. Feldman has previously been a member of or associated with the law firms of Feldman & Ellenoff (which he co-founded); Pryor Cashman Sherman & Flynn; Reavis & McGrath (now Fulbright & Jaworski); and Rivkin Radler LLP. Mr. Feldman also serves as President, Secretary and Director of Samdrew IV, Inc., Samdrew VI, Inc., Samdrew VII, Inc., Samdrew VIII, Inc. and Samdrew IX, Inc., all of which are blank check, non-trading, publicly-reporting shell companies. Mr. Feldman received a Bachelor of Science in economics from the Wharton School of Business at the University of Pennsylvania in 1982 and a Juris Doctor in 1985 from the University of Pennsylvania Law School.

Melvin F. Lazar, Chief Executive Officer and Chief Financial Officer. Mr. Lazar has served as Chief Executive Officer and Chief Financial Officer of the Company since February 17, 2006. Mr. Lazar, CPA, ABV, is a Certified Public Accountant (New York State). He founded Lazar Levine & Felix LLP, an accounting firm, where he was the Managing Partner for 33 years. Mr. Lazar received a Bachelor of Business Administration degree from The City College of New York (Baruch) in 1960. He has been licensed in the State of New York as a Certified Public Accountant since 1964 and received his accreditation in Business Valuation from the American Institute of Certified Public Accountants in 1998. Mr. Lazar is a board member and Chairman of the Audit Committee of Enzo Biochem, Inc., a New York Stock Exchange-listed company, Grumb & Ellis Realty Advisors, Inc., an American Stock Exchange-listed company, and Arbor Realty Trust, Inc, a New York Stock Exchange-listed company. Mr. Lazar also serves as Chief Executive Officer and Chief Financial Officer of Samdrew IV, Inc., Samdrew VI, Inc. and Samdrew VII, Inc., Samdrew VIII, Inc. and Samdrew IX, Inc., all of which are blank check, non-trading, publicly-reporting shell companies.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

Mr. Feldman is President, Secretary and sole director of the Company. Mr. Feldman’s wife, Barbra Barth Feldman, is a controlling shareholder of the Company.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Barbra Barth Feldman	1	1
David N. Feldman	2	2
Kenneth Rind	1	1

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

Name and Position	Year	Total Compensation
David N. Feldman, President, Secretary	2006 2005	None None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2006 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 16, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Barbra Barth Feldman 970 Browers Point Branch Hewlett Neck, NY 11598	300,000	50%

David N. Feldman (1) 970 Browers Point Branch Hewlett Neck, NY 11598	300,000 (2)	50%

Melvin F. Lazar (3) 350 Fifth Avenue New York, NY 10118	150,000	25%

Kenneth Rind 80 Columbus Circle, Apt. 64B New York, NY 10023	150,000	25%
All Directors and Officers as a Group (2 individuals)	450,000	75%

(1)	Mr. Feldman is President, Secretary and director of the Company.
(2)	Represents shares owned by Mr. Feldman’s wife.
(3)	Mr. Lazar is Chief Executive Officer and Chief Financial Officer of the Company.

Item 12. Certain Relationships and Related Transactions.

On September 21, 2005, the Company issued a 4% promissory note payable for $9,985, to Melvin F. Lazar, an officer and principal stockholder of the Company (the “September 2005 Note”). On March 8, 2006, the Company issued a 4% promissory note payable in the amount of $5,000 each to Melvin F. Lazar and Kenneth Rind, who is also a principal stockholder of the Company (the “March 2006 Notes”). On September 7, 2006, the Company issued a 4% promissory note payable in the amount of $3,500 each to Melvin F. Lazar and Kenneth Rind (the “September 2006 Notes”). On March 16, 2007, the Company issued a 4% promissory note payable in the amount of $7,500 to each of Melvin F. Lazar and Kenneth Rind (the “March 2007 Notes” and, together with the September 2005 Note, the March 2006 Notes, and the September 2006 Notes, the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the September 2005 Note will mature on August 31, 2010, the March 2006 Notes and the September 2006 Notes will mature on December 31, 2010, and the March 2007 Notes will mature on December 31, 2012. In the event of default under the Notes, Mr. Lazar and Mr. Rind may declare the Notes immediately due and payable. Each of Mr. Lazar and Mr. Rind, in connection with a merger, may decide to capitalize his loan and add it to his capital, or he may decide to forgive the loans in their entirety. Given the small amount of the loans, we do not expect it to be a concern in our ability to complete a merger or any other business combination.

David Feldman, the President, Secretary and sole director of the Company, is the senior managing partner at Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

Melvin Lazar, the Chief Executive Officer, Chief Financial Officer and stockholder of the Company, is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

**10.1	Letter of Intent, dated January 2, 2007

*** 16.1	Letter from Raich Ende Malter & Co. LLP regarding its resignation as the Company’s principal accountant

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 4, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Co. LLP (“Raich Ende”) was the Company’s independent registered public accounting firm from May 4, 2005 (inception) through October 10, 2006. On October 10, 2006, the Company engaged Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) as its independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $5,000 for the fiscal year ended December 31, 2005 and $9,500 for the fiscal year ended December 31, 2006.

The aggregate fees billed by Holtz Rubenstein for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $7,500 for the fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2005 and 2006.

There were no fees billed by Holtz Rubenstein for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2006.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $500 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2006. These fees were incurred for the preparation of the Company’s 2005 tax return.

The aggregate fees billed by Holtz Rubenstein for professional services for tax compliance, tax advice, and tax planning were $1,000 for the fiscal year ended December 31, 2006. These fees were incurred for the preparation of the Company’s 2006 tax return.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2005 and 2006.

There were no fees billed by Holtz Rubenstein for other products and services for the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMDREW V, INC.

Dated: March 16, 2007	By:	/s/ David N. Feldman
	Name:	David N. Feldman
	Title:	President, Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Melvin F. Lazar	Chief Executive Officer,	March 16, 2007
Melvin F. Lazar	Chief Financial Officer