Form 10QSB
period 2007-09-30
SAMDREW V INC
filed 2008-07-01
CIK 1346860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from—

Commission file number 000-51680

Samdrew V, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

03-0562657
(I.R.S. Employer Identification No.)

970 Browers Point Branch, Hewlett Neck, NY 11598
(Address of principal executive offices)

(212) 869-7000
(Issuer’s telephone number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 600,000 shares of common stock, par value $.0001 per share, outstanding as of July 1, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SAMDREW V, INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited):

Balance Sheet as of September 30, 2007	F-1

Statements of Operations for the Three and Nine Months Ended September 30, 2007 and September 30, 2006 and for the Cumulative Period from Inception (May 4, 2005) to September 30, 2007	F-2

Statement of Stockholders’ Deficiency for the Period from Inception (May 4, 2005) to September 30, 2007	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006 and for the Cumulative Period from Inception (May 4, 2005) to September 30, 2007	F-4

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3A(T). Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW V, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

September 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Cash overdraft	$22
Accrued expenses	5,731
5,753
LONG TERM LIABILITIES:
Loans payable to stockholders	41,985

TOTAL LIABILITIES	47,738

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 issued and outstanding	60
Additional paid-in capital	37,470
Deficit accumulated during the development stage	(85,268)

TOTAL STOCKHOLDERS’ DEFICIENCY	(47,738)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2007

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	7,289	9,459	21,913	28,534	83,177

LOSS BEFORE OTHER EXPENSES	(7,289)	(9,459)	(21,913)	(28,534)	(83,177)

OTHER EXPENSES:
Interest expense	420	218	1,160	551	2,091

NET LOSS	$(7,709)	$(9,677)	$(23,073)	$(29,085)	$(85,268)

BASIC AND DILUTED NET LOSS PER SHARE	(.01)	$(.02)	(.04)	(.06)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	600,000	600,000	600,000	526,374

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,231)	(40,231)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,196)	(35,091)
Proceeds from capital contribution	-	-	-	-	300	-	-	300
Fair market value of services provided	-	-	-	-	10,125	-	-	10,125
Net loss	-	-	-	-	-	-	(23,073)	(23,073)
BALANCE AT SEPTEMBER 30, 2007 (UNAUDITED)	-	$-	600,000	$60	$37,470	$-	$(85,268)	$(47,738)

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,073)	$(29,085)	$(85,268)
Adjustments to reconcile net loss net cash used in operating activities:
Fair market value of services provided in exchange for additional paid in capital	10,125	10,125	37,000
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses	(3,450)	(1,179)	5,731
Net cash used in operating activities	(16,398)	(20,139)	(42,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	300		300
Proceeds from issuance of common stock	-	215	230
Proceeds from stockholder loans	15,000	17,000	41,985
Net cash provided by financing activities	15,300	17,215	42,515

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,098)	(2,924)	(22)

Cash and cash equivalents at beginning of period	1,076	7,000	-

CASH AND CASH (OVERDRAFT) EQUIVALENTS AT END OF PERIOD	$(22)	$4,076	$(22)

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$10,125	$10,125	$37,000

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Samdrew V, Inc. (“the Company”) was incorporated in the state of Delaware on May 3, 2005 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $85,268, used cash from operations of $42,537 since its inception, and has a working capital deficit of $5,753 at September 30, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments as a result of this uncertainty.

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
SEPTEMBER 30, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company has approximately $7,200 in gross, deferred tax assets at September 30, 2007 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

NOTE 2 - LOANS PAYABLE TO STOCKHOLDERS:

On September 21, 2005, the Company entered into a loan agreement with one of its controlling stockholders in the amount of $9,985. This loan accrues interest at a rate of 4.00% until a merger is completed. The loan shall be repaid in full upon the completion of the merger, and if not, the loan will mature on December 31, 2010.

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

SUBSEQUENT EVENT:

On October 26, 2007, the Company entered into loan payable agreements with two of its stockholders in the amount of $1,000 each. These loans accrue interest at a rate of 8.25% until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, these loans will mature on October 26, 2012.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

NOTE 4 - RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended September 30, 2007 and 2006, $3,000 for the nine months ended September 30, 2007 and 2006, and $11,500 for the period from inception through September 30, 2007, respectively.

An officer and director of the Company is the Managing Partner of Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The fair value of legal services provided amounted to $3,375 for the three months ended September 30, 2007 and 2006, $6,750 for the nine months ended September 30, 2007 and 2006, and $37,000 for the period from inception through September 30, 2007, respectively.

NOTE 5 - INCOME TAXES:

The Company has approximately $7,200 in gross deferred tax assets at September 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2007, the Company has federal net operating loss carryforwards of approximately $47,700 available to offset future taxable income through 2027.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007, although early adoption was permitted. Currently, this pronouncement has no effect on our financial statements.

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157, “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

On October 10, 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-5, Amendment of FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

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

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

NOTE 7 - LETTER OF INTENT:

On January 2, 2007, the Company entered into a letter of intent with Quantum Sphere, Inc. (“Letter of Intent”) whereby the Company intends to combine with Quantum Sphere, Inc. (“Quantum Sphere”) through either a merger or an exchange of shares of stock of Quantum Sphere. The Letter of Intent expired on March 31, 2007, and the Company does not intend to renew the Letter of Intent. However, the Company has not entered into a formal termination agreement as of the date of this filing.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Samdrew V, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

The Company is searching for a suitable target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from inception (May 4, 2005) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

As of September 30, 2007, the Company had no assets. This compares with the Company’s assets equal to $4,076, comprised of cash and cash equivalents as of September 30, 2006. As of September 30, 2007, the Company had current liabilities of $5,753, comprised exclusively of cash overdraft and accrued expenses.  This compares with the Company’s current liabilities as of September 30, 2006 equal to $4,411, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2007 and September 30, 2006 and for the cumulative period from inception (May 4, 2005) to September 30, 2007:

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2007
Net cash used in operating activities	$(16,398)	$(20,139)	$(42,537)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$15,300	$17,215	$42,515
Net effect on cash	$(1,089)	$(2,924)	$(22)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next  twelve months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
(ii) consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Our principal executive officer and principal financial officer concluded that we have material weaknesses in our disclosure controls and procedures because of the delayed preparation and filing of our quarterly report. Accordingly, the information contained herein was not recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We plan to rectify these deficiencies by timely filing future reports with the SEC. Management made the decision not to timely file this Form 10-QSB.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 26, 2007, the Company issued an 8.25% promissory note payable in the amount of $1,000 to each of Melvin F. Lazar, an officer and principal stockholder of the Company, and Kenneth Rind, who is also a principal stockholder of the Company (the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Notes will reach maturity on October 26, 2012.

Under the Notes, it shall be deemed an “Event of Default” if the Company shall (i) fail to pay the entire principal amount of the Notes when due and payable, (ii) admit in writing its inability to pay any of its monetary obligations under the Notes, (iii) make a general assignment of its assets for the benefit of creditors, or (iv) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings.

            In the event that an Event of Default occurs, Melvin F. Lazar, Kenneth Rind, or any other holder of the Notes may, by notice to the Company, declare the Notes immediately due and payable.  In the event that an Event of Default consisting of a voluntary or involuntary bankruptcy filing has occurred, the Notes automatically become due and payable.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Notes shall accrue at the rate of 18% per annum. Copies of the Notes are attached hereto as Exhibit 4.1 and Exhibit 4.2.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 3, 2005.

*3.2	By-laws.

4.1	Promissory Note issued by the Company to Melvin F. Lazar, dated October 26, 2007.

4.2	Promissory Note issued by the Company to Kenneth Rind, dated October 26, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMDREW V, INC.

Dated: July 1, 2008	By:	/s/ David Feldman
David Feldman
President, Secretary and Director

Dated: July 1, 2008	By:	/s/ Melvin F. Lazar
Melvin F. Lazar
Chief Executive Officer and
Chief Financial Officer