Form 10KSB
period 2007-12-31
SAMDREW V INC
filed 2008-07-01
CIK 1346860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of July 1, 2008, there were 600,000 shares of common stock, par value $.0001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Samdrew V, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

Samdrew V, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 3, 2005 and maintains its principal executive office at 970 Browers Point Branch, Hewlett Neck, NY 11598. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2005, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Proposed Merger with QuantumSphere, Inc.

On January 2, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with QuantumSphere, Inc. (“QuantumSphere”), pursuant to which the Company intended to combine with QuantumSphere either through a merger between QuantumSphere and a wholly owned subsidiary of the Company, or an exchange of shares of stock of QuantumSphere for shares of our common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Merger”). A copy of the Letter of Intent is attached hereto as Exhibit 10.1. The Letter of Intent expired on March 31, 2007, and the Company did not renew the Letter of Intent. However, the Company has not entered into a formal termination agreement as of the date of this report. The Company has resumed its efforts in locating a target company with which to complete a business combination.

Competition

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

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors
You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

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

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (May 4, 2005) to December 31, 2007, we have incurred a net loss of $(95,224), and there is a risk that we will be unable to continue as a going concern. . We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Shares of Common Stock cannot be sold under the exemption from registration provided by Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”).  The Wulff Letter provides that certain private transfers of the shares of common stock may be prohibited without registration under federal securities laws.  Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 40,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to third parties, our stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction(s), our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Shareholder control over management.

Management currently owns 75% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to control the operations of the Company and, acting together, control all matters submitted to stockholders for approval, including:

•	Election of the Board of Directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock.

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

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 40,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of July 1, 2008, there were three holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2007.

On May 4, 2005, the Registrant sold an aggregate of 300,000 shares of Common Stock to Barbra Barth Feldman and Melvin F. Lazar, the Chief Executive Officer and Chief Financial Officer of the Registrant, for an aggregate purchase price of $30. On March 8, 2006, the Registrant sold an aggregate of 300,000 shares of Common Stock to Barbra Barth Feldman and Kenneth Rind for an aggregate purchase price of $200. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on May 3, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates, nor are there any assurances that we will find a suitable business with which to combine and consummate a reverse merger or business combination. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our management is only required to devote a very limited portion of its time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

We had a net loss of $(33,028) for the year ended December 31, 2007 consisting of $31,418 of general and administrative expenses and $1,610 in interest expense.

We had a net loss of $(40,231) for the year ended December 31, 2006 consisting of $39,409 of general and administrative expenses and $822 in interest expense.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

SAMDREW V, INC.
A DEVELOPMENT STAGE COMPANY
DECEMBER 31, 2007

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of December 31, 2007 and 2006	F - 2

Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006 and for the Cumulative Period from Inception (May 4, 2005) to December 31, 2007	F - 3

Statement of Stockholders’ Deficiency for the Period from Inception (May 4, 2005) to December 31, 2007	F - 4

Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006 and for the Cumulative Period from Inception (May 4, 2005) to December 31, 2007	F - 5

Notes to Financial Statements	F - 6 – F - 10

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Samdrew V, Inc.

We have audited the accompanying balance sheets of Samdrew V, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, statement of stockholders' deficiency, and statements of cash flows for the years ended December 31, 2007 and 2006 and the cumulative period from inception (May 4, 2005) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Samdrew V, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the cumulative period from inception (May 4, 2005) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holtz Rubenstein Reminick LLP

New York, New York
June 25, 2008

SAMDREW V, INC.
A Development Stage Company
BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$597	$1,075

TOTAL ASSETS	$597	$1,075

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$10,931	$9,181

LONG TERM LIABILITIES:
Loans payable to stockholders	43,985	26,985

TOTAL LIABILITIES	54,916	36,166

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 issued and outstanding for the year ending December 31, 2007 and 2006	60	60
Additional paid-in capital	40,845	27,045
Stock subscription receivable	-	-
Deficit accumulated during the development stage	(95,224)	(62,196)

TOTAL STOCKHOLDERS’ DEFICIENCY	(54,319)	(35,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$597	$1,075

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Cumulative Period from Inception (May 4, 2005) to December 31, 2007

REVENUE	$-	$-	$

General and administrative expenses	31,418	39,409		92,682

LOSS BEFORE OTHER EXPENSES	(31,418)	(39,409)		(92,682)

OTHER EXPENSES:
Interest expense	1,610	822		2,542

NET LOSS	$(33,028)	$(40,231)		$(95,224)

BASIC AND DILUTED NET LOSS PER SHARE	(.06)	(.08)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	600,000	548,333

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,231)	(40,231)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,196)	(35,091)
Proceeds from capital contribution	-	-	-	-	300	-	-	300
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(33,028)	(33,028)
BALANCE AT DECEMBER 31, 2007	-	$-	600,000	$60	$40,845	$-	$(95,224)	$(54,319)

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Cumulative Period from Inception (May 4, 2005) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,028)	$(40,231)	$(95,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair market value of services provided in exchange for additional paid in capital	13,500	13,500	40,375
Changes in operating assets and liabilities:
Increase in accrued expenses	1,750	3,591	10,931
Net cash used in operating activities	(17,778)	(23,140)	(43,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	300	-	300
Proceeds from issuance of common stock	-	215	230
Proceeds from stockholder loan	17,000	17,000	43,985
Net cash provided by financing activities	17,300	17,215	44,515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(478)	(5,925)	597

Cash and cash equivalents at beginning of period	1,075	7,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$597	$1,075	$597

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$13,500	$13,500	$40,375

See notes to financial statements.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $95,224, used cash from operations of $23,140 since its inception, and has a working capital deficit of $10,334 at December 31, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments as a result of this uncertainty.

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
DECEMBER 31, 2007

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company has approximately $14,000 in gross, deferred tax assets at December 31, 2007 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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
DECEMBER 31, 2007

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

NOTE 4 -  RELATED PARTIES:

An officer and director of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $3,750, $5,500 and $12,250 for the years ended December 31, 2007 and December 31, 2006 and for the period from inception through December 31, 2007, respectively.

An officer and director of the Company is the Managing Partner of Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The fair value of legal services provided amounted to $13,500 for the years ended December 31, 2007 and 2006 and $40,375 for the period from inception through December 31, 2007.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 -  INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the Period May 4, 2005 (inception) to December 31, 2007.

	December 31, 2007	December 31, 2006
Current:
Federal	$-	$-
Deferred tax asset:
Federal	14,000	5,400
Valuation allowance	(14,000)	(5,400)
	$-	$-

The Company has approximately $14,000 in gross deferred tax assets at December 31, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At December 31, 2007, the Company has federal net operating loss carryforwards of approximately $54,000 available to offset future taxable income through 2027. These losses are lower than the accumulated losses since inception of $95,200 on account of non-deductible legal expenses totaling $40,400.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	December 31, 2007	December 31, 2006
Statutory federal income tax rate	20%	17%
Increase (decrease) resulting from:
- Non-deductible legal fees	(8)%	(7)%
- Valuation allowance	(12)%	(10)%
Income tax rate	0%	0%

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 –  Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because of the delayed preparation and filing of our annual report. Accordingly, the information contained therein was not recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We plan to rectify these deficiencies by timely filing future reports with the SEC. Management made the decision not to timely file the September 30, 2007 Form 10-QSB or this Form 10-KSB.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole director and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term

David N. Feldman	47	President, Secretary, Director	May 4, 2005 through Present

Melvin F. Lazar	67	Chief Executive Officer, Chief Financial Officer	February 17, 2006 through Present

The Company’s officers and sole director are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

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

(b) Significant Employees.

As of the date hereof, the Company has no employees.

(c) Family Relationships.

Mr. Feldman is President, Secretary and sole director of the Company. Mr. Feldman’s wife, Barbra Barth Feldman, is a controlling stockholder of the Company.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Melvin F. Lazar	1	1

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, upon the completion of a reverse merger transaction or business combination with an operating company, we intend to adopt a formal Code of Business Conduct and Ethics.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and Secretary for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
David N. Feldman, President and Secretary	2007 2006	None None

Director Compensation

We do not currently pay any cash fees to our sole director, but we pay our director’s expenses in attending board meetings. During the year ended December 31, 2007 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of July 1, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Barbra Barth Feldman 970 Browers Point Branch Hewlett Neck, NY 11598	300,000	50%

David N. Feldman (1) 970 Browers Point Branch Hewlett Neck, NY 11598	300,000 (2)	50%

Melvin F. Lazar (3) 350 Fifth Avenue New York, NY 10118	150,000	25%

Kenneth Rind 853 Camino Del Mar, Suite 100 Del Mar, CA 92014	150,000	25%

All Directors and Officers as a Group (2 Individuals)	450,000	75%

(1)	Mr. Feldman is President, Secretary and director of the Company.
(2)	Represents shares owned by Mr. Feldman’s wife.
(3)	Mr. Lazar is Chief Executive Officer and Chief Financial Officer of the Company.

Item 12. Certain Relationships and Related Transactions.

On September 21, 2005, the Company issued a 4% promissory note payable for $9,985, to Melvin F. Lazar, an officer and principal stockholder of the Company (the “September 2005 Note”). On March 8, 2006, the Company issued a 4% promissory note payable in the amount of $5,000 each to Melvin F. Lazar and Kenneth Rind, who is also a principal stockholder of the Company (the “March 2006 Notes”). On September 7, 2006, the Company issued a 4% promissory note payable in the amount of $3,500 each to Melvin F. Lazar and Kenneth Rind (the “September 2006 Notes”). On March 16, 2007, the Company issued a 4% promissory note payable in the amount of $7,500 to each of Melvin F. Lazar and Kenneth Rind (the “March 2007 Notes”). On October 26, 2007, the Company issued an 8.25% promissory note to each of Melvin F. Lazar and Kenneth Rind (the “October 2007 Notes” and, together with the September 2005 Note, the March 2006 Notes, the September 2006 Notes, and the March 2007 Notes, the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the September 2005 Note will mature on August 31, 2010, the March 2006 Notes and the September 2006 Notes will mature on December 31, 2010, the March 2007 Notes will mature on December 31, 2012 and the October 2007 Notes will mature on October 26, 2012. In the event of default under the Notes, Mr. Lazar and Mr. Rind may declare the Notes immediately due and payable. Each of Mr. Lazar and Mr. Rind, in connection with a merger, may decide to capitalize his loan and add it to his capital, or he may decide to forgive the loans in their entirety. Given the small amount of the loans, we do not expect it to be a concern in our ability to complete a merger or any other business combination.

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

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 3, 2005.

*3.2	By-laws.

**4.1	Promissory Note issued by the Company to Melvin F. Lazar, dated October 26, 2007.

**4.2	Promissory Note issued by the Company to Kenneth Rind, dated October 26, 2007.

***10.1	Letter of Intent with QuantumSphere, Inc.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financials Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on July 1, 2008, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 4, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Co. LLP (“Raich Ende”) was the Company’s independent registered public accounting firm from inception (May 4, 2005) through October 10, 2006. On October 10, 2006, the Company engaged Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) as its independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $9,500 for the fiscal year ended December 31, 2006.

The aggregate fees billed by Holtz Rubenstein for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $11,000 for the fiscal year ended December 31, 2007 and $7,500 for the fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2006.

There were no fees billed by Holtz Rubenstein for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2007 and December 31, 2006.

Tax Fees

There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2006.

The aggregate fees billed by Holtz Rubenstein for professional services for tax compliance, tax advice, and tax planning were $150 for the fiscal year ended December 31, 2007 and $1,000 for the fiscal year ended December 31, 2006. These fees were incurred for the preparation of the Company’s 2007 tax extension and 2006 tax return, respectively.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2006.

There were no fees billed by Holtz Rubenstein for other products and services for the fiscal years ended December 31, 2007 and December 31, 2006.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMDREW V, INC.

Dated: July 1, 2008	By:	/s/ David N. Feldman
David Feldman
President, Secretary and Director

Dated: July 1, 2008	By:	/s/ Melvin F. Lazar
Melvin F. Lazar
Chief Executive Officer and
Chief Financial Officer