Form 10-Q
period 2008-03-31
SAMDREW V INC
filed 2008-07-01
CIK 1346860

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51680

Samdrew V, Inc
(Exact name of registrant as specified in its charter)

Delaware	03-0562657
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

970 Browers Point Branch, Hewlett Neck, NY 11598
(Address of principal executive offices)

(212) 869-7000
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 600,000 shares of common stock, par value $.0001 per share, outstanding as of July 1, 2008.

SAMDREW V, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW V, INC.
A Development Stage Company
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$170	$597

TOTAL ASSETS	$170	$597

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$13,992	$10,931

LONG TERM LIABILITIES:
Loans payable to stockholders	43,985	43,985

TOTAL LIABILITIES	57,977	54,916

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 issued and outstanding	60	60
Additional paid-in capital	44,220	40,845
Deficit accumulated during the development stage	(102,087)	(95,224)

TOTAL STOCKHOLDERS’ DEFICIENCY	(57,087)	(54,319)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$170	$597

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Cumulative Period from Inception (May 4, 2005) to March 31, 2008

REVENUE	$-	$-	$-

General and administrative expenses	6,402	6,535	99,084

LOSS BEFORE OTHER EXPENSES	(6,402)	(6,535)	(99,084)

OTHER EXPENSES:
Interest expense	461	320	3,003

NET LOSS	$(6,863)	$(6,855)	$(102,087)

BASIC AND DILUTED NET LOSS PER SHARE	(.01)	(.01)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	600,000	600,000

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage		Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-		$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)		-	15
Fair market value of services provided	-	-	-	-	13,375	-		-	13,375
Net loss	-	-	-	-	-	-		(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)		(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-		-	200
Proceeds from subscription	-	-	-	-	-	15		-	15
Fair market value of services provided	-	-	-	-	13,500	-		-	13,500
Net loss	-	-	-	-	-	-		(40,231)	(40,231)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-		(62,196)	(35,091)
Proceeds from capital contribution	-	-	-	-	300	-		-	300
Fair market value of services provided	-	-	-	-	13,500	-		-	13,500
Net loss	-	-	-	-	-	-		(33,028)	(33,028)
BALANCE AT DECEMBER 31, 2007	-	-	600,000	60	40,845	-		(95,224)	(54,319)
Fair market value of services provided	-	-	-	-	3,375	-		-	3,375
Net loss	-	-	-	-	-	-		(6,863)	(6,863)
BALANCE AT MARCH 31, 2008 (UNAUDITED)	-	$-	600,000	$60	$44,220		$	$(102,087)	$(57,807)

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Cumulative Period from Inception (May 4, 2005) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,863)	$(6,855)	$(102,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair market value of services provided in exchange for additional paid in capital	3,375	3,375	43,750
Changes in operating assets and liabilities:
Increase in accrued expenses	3,061	2,820	13,992
Net cash used in operating activities	(427)	(660)	(44,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	-	-	300
Proceeds from issuance of common stock	-	-	230
Proceeds from stockholder loans	-	15,000	43,985
Net cash provided by financing activities	-	15,000	44,515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(427)	14,340	170

Cash and cash equivalents at beginning of period	597	1,075	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170	$15,415	$170

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$3,375	$3,375	$43,750

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $102,087, used cash from operations of $44,345 since its inception, and has a working capital deficit of $13,822 at March 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments as a result of this uncertainty.

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
March 31, 2008
(unaudited)

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company has approximately $14,000 in gross, deferred tax assets at March 31, 2008 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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
March 31, 2008
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

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $750, $1,000 and $13,000 for the three months ended March 31, 2008, the three months ended March 31, 2007, and for the period from inception through March 31, 2008, respectively.

An officer and director of the Company is the Managing Partner of Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The fair value of legal services provided amounted to $3,375, $43,750 for the three months ended March 31, 2008 and 2007, and for the period from inception through March 31, 2008, respectively.

NOTE 5 -	INCOME TAXES:

The Company has approximately $14,000 in gross deferred tax assets at March 31, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At March 31, 2008, the Company has federal net operating loss carryforwards of approximately $55,000 available to offset future taxable income through 2027.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

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

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

NOTE 6 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Samdrew V, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on May 3, 2005 and maintains its principal executive office at 970 Browers Point Branch, Hewlett Neck, NY 11598. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2005, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

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

(i) filing Exchange Act reports, and
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

Since we filed our Registration Statement on Form 10-SB, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $170 comprised exclusively of cash and cash equivalents. This compares with assets of $15,415, comprised exclusively of cash and cash equivalents, as of March 31, 2007. The Company’s current liabilities as of March 31, 2008 totaled $13,992, comprised exclusively of accrued expenses. This compares to the Company’s current liabilities as of March 31, 2007 of $12,001, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2008 and March 31, 2007 and for the cumulative period from inception (May 4, 2005) to March 31, 2008:

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Cumulative Period from Inception (May 4, 2005) to March 31, 2008
Net cash used in operating activities	$(427)	$(660)	$(44,345)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$0	$15,000	$44,515
Net effect on cash	$(427)	$14,340	$170

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from inception (May 4, 2005) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of ($6,863), comprised of $6,402 of general and administrative expenses and $461 in interest expense. This compares with a net loss of $6,855 for the three months ending March 31, 2007, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 in March of 2007.

For the cumulative period from inception (May 4, 2005) to March 31, 2008, the Company had a net loss of ($102,087), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in December of 2005 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB, Form 10-Q and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Our principal executive officer and principal financial officer concluded that we have material weaknesses in our disclosure controls and procedures because of the delayed preparation and filing of our quarterly report. Accordingly, the information contained therein was not recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We plan to rectify these deficiencies by timely filing future reports with the SEC. Management made the decision not to timely file this Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 3, 2005.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMDREW V, INC.

Dated: July 1, 2008	By:	/s/ David Feldman
David Feldman
President, Secretary and Director

Dated: July 1, 2008	By:	/s/ Melvin F. Lazar
Melvin F. Lazar
Chief Executive Officer and
Chief Financial Officer