Form 10-Q
period 2008-06-30
SAMDREW V INC
filed 2008-08-07
CIK 1346860

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51680

Samdrew V, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0562657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Lazar Levine & Felix LLP, 350 Fifth Avenue, New York, NY 10118
(Address of principal executive offices)

(212) 736-1900
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000 shares of common stock, par value $.0001 per share, outstanding as of August 7, 2008.

SAMDREW V, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Statements of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007 (unaudited) and for the Cumulative Period from Inception (May 4, 2005) to June 30, 2008 (unaudited)	2

	Statement of Stockholders’ Deficiency for the Cumulative Period from Inception (May 4, 2005) to June 30, 2008 (unaudited)	3

	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited) and for the Cumulative Period from Inception (May 4, 2005) to June 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW V, INC.
A Development Stage Company
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$95	$597

TOTAL ASSETS	$95	$597

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$17,454	$10,931

LONG TERM LIABILITIES:
Loans payable to stockholders	43,985	43,985

TOTAL LIABILITIES	61,439	54,916

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 issued and outstanding	60	60
Additional paid-in capital	47,595	40,845
Deficit accumulated during the development stage	(108,999)	(95,224)

TOTAL STOCKHOLDERS’ DEFICIENCY	(61,344)	(54,319)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$95	$597

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to June 30, 2008

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	6,451	8,088	12,853	14,623	105,535

LOSS BEFORE OTHER EXPENSES	(6,451)	(8,088)	(12,853)	(14,623)	(105,535)

OTHER EXPENSES:
Interest expense	461	420	922	740	3,464

NET LOSS	$(6,912)	$(8,508)	$(13,775)	$(15,363)	$(108,999)

BASIC AND DILUTED NET LOSS PER SHARE	(.01)	(.01)	(.02)	(.03)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	600,000	600,000	600,000	600,000

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,231)	(40,231)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,196)	(35,091)
Proceeds from capital contribution	-	-	-	-	300	-	-	300
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(33,028)	(33,028)
BALANCE AT DECEMBER 31, 2007	-	-	600,000	60	40,845	-	(95,224)	(54,319)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(6,863)	(6,863)
BALANCE AT MARCH 31, 2008 (UNAUDITED)	-	-	600,000	60	44,220	-	(102,087)	(57,807)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(6,912)	(6,912)
BALANCE AT JUNE 30, 2008 (UNAUDITED)	-	$-	600,000	$60	$47,595	$-	$(108,999)	$(61,344)

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,775)	$(15,363)	$(108,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair market value of services provided in exchange for additional paid in capital	6,750	6,750	47,125
Changes in operating assets and liabilities:
Increase in accrued expenses	6,523	(4,870)	17,454
Net cash used in operating activities	(502)	(13,483)	(44,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	-	-	300
Proceeds from issuance of common stock	-	-	230
Proceeds from stockholder loans	-	15,000	43,985
Net cash provided by financing activities	-	15,000	44,515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(502)	1,517	95

Cash and cash equivalents at beginning of period	597	1,075	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95	$2,592	$95

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$6,750	$6,750	$47,125

See notes to financial statements (unaudited)

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances, and SEC compliance.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $108,999, used cash from operations of $44,420 since its inception, and has a working capital deficit of $17,359 at June 30, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Accompanying financial statements do not include adjustments as a result of this uncertainty.

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

The Company has approximately $15,400 in gross, deferred tax assets at June 30, 2008 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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
JUNE 30, 2008
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

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended June 30, 2008 and 2007, $1,750 and $2,000 for the six months ended June 30, 2008 and 2007 respectively, and $13,500 for the period from inception through June 30, 2008.

An officer and director of the Company is the Managing Partner in Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The fair value of legal services provided amounted to $3,375, $6,750 and $47,125 for the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and 2007, and for the period from inception through June 30, 2008, respectively.

NOTE 5 -	INCOME TAXES:

The Company has approximately $15,400 in gross deferred tax assets at June 30, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At June 30, 2008, the Company has federal net operating loss carryforwards of approximately $61,400 available to offset future taxable income through 2027.

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 6 -	SUBSEQUENT EVENT:

Pursuant to a redemption agreement on July 2, 2008, the Company redeemed 300,000 shares of Common stock, par value $.0001 per share, for an aggregate purchase price of $200. The shares will be retired and reduced from the issued and outstanding.

NOTE 7 -	RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Companys financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

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

SAMDREW V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 7 -	RECENT ACCOUNTING PRONOUNCEMENTS (continued):

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Description of Business

The Company was incorporated in the State of Delaware on May 3, 2005 and maintains its principal executive office at c/o Lazar Levine & Felix LLP, 350 Fifth Avenue, New York, NY 10118. Since inception on May 4, 2005, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2005, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $95, comprised exclusively of cash and cash equivalents. This compares with assets of $597, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $17,454, comprised exclusively of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $10,931, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and June 30, 2007 and for the cumulative period from inception (May 4, 2005) to June 30, 2008:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to June 30, 2008
Net cash used in operating activities	$(502)	$(13,483)	$(44,420)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$0	$15,000	$44,515
Net effect on cash	$(502)	$1,517	$95

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from inception (May 4, 2005) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2008, the Company had a net loss of $6,912 and $13,775, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, Annual Report on Form 10-KSB for the year ended December 31, 2007 and Quarterly Report on Form 10-QSB for the period ended September 30, 2007 all of which were filed in July of 2008. This compares with a net loss of $8,508 and $15,363 for the three and six months ended June 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from inception (May 4, 2005) to June 30, 2008, the Company had a net loss of $108,999, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in December of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 2, 2008, the Company redeemed an aggregate of 300,000 shares (the “Shares”) of its common stock, par value $.0001 per share (the “Common Stock”) from Barbra Barth Feldman (the “Selling Stockholder”) for an aggregate purchase price equal to $200 (the “Redemption”) and pursuant to the terms and conditions contained in that certain redemption agreement (the “Redemption Agreement”). Upon consummation of the Redemption, the Selling Stockholder was no longer a stockholder of the Company. The description of the Redemption Agreement is a summary and is qualified in its entirety by the provisions of the Redemption Agreement, a copy of which is attached hereto as Exhibit 10.1.

On July 2, 2008, David N. Feldman, as sole director, appointed Melvin F. Lazar and Kenneth Rind to serve as members of the Board of Directors. On July 2, 2008, David N. Feldman resigned from his positions as President, Secretary and director of the Company. Mr. Feldman’s resignation letter is attached hereto as Exhibit 17.1. To replace Mr. Feldman, on July 2, 2008, the Board of Directors elected Melvin F. Lazar as President and Secretary of the Company.

Additional information regarding Mr. Lazar and Mr. Rind may be found in the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 3, 2005.

*3.2	By-Laws.

**10.1	Redemption Agreement by and between the Company and Barbra Barth Feldman, dated July 2, 2008.

**17.1	Resignation Letter from David N. Feldman, dated July 2, 2008.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008	SAMDREW V, INC.

	By:	/s/ Melvin F. Lazar
	Name:	Melvin F. Lazar
	Title:	President, Secretary, Chief Executive Officer
Chief Financial Officer and Director