Form 10-Q
period 2008-09-30
SAMDREW V INC
filed 2008-11-14
CIK 1346860

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51680

Las Vegas Sports Resort, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0562657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Lazar Levine & Felix LLP, 350 Fifth Avenue, New York, NY
(Address of principal executive offices)

(212) 736-1900
(Registrant’s telephone number, including area code)

Samdrew V, Inc.
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2008.

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007 (unaudited) and for the Cumulative Period from Inception (May 4, 2005) through September 30, 2008 (unaudited)	2

	Statement of Stockholders’ Deficiency for the Period from Inception (May 4, 2005) through September 30, 2008 (unaudited)	3

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited) and for the Cumulative Period from Inception (May 4, 2005) through September 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20	$597

TOTAL ASSETS	$20	$597

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$3,069	$-
Accrued expenses	20,914	10,931
TOTAL CURRENT LIABILITIES	23,983	10,931

LONG TERM LIABILITIES:
Loans payable to stockholders	44,940	43,985

TOTAL LIABILITIES	68,923	54,916

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 300,000 and 600,000 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	30	60
Additional paid-in capital	50,800	40,845
Deficit accumulated during the development stage	(119,733)	(95,224)

TOTAL STOCKHOLDERS’ DEFICIENCY	(68,903)	(54,319)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$20	$597

See notes to financial statements (unaudited)

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2008

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	9,997	7,289	23,126	21,913	115,809

LOSS BEFORE OTHER EXPENSES	(9,997)	(7,289)	(23,126)	(21,913)	(115,809)

OTHER EXPENSES:
Interest expense	461	420	1,383	1,160	3,924

NET LOSS	$(10,458)	$(7,709)	$(24,509)	$(23,073)	$(119,733)

BASIC AND DILUTED NET LOSS PER SHARE	(.03)	(.01)	(.05)	(.04)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	306,522	600,000	501,099	600,000

See notes to financial statements (unaudited)

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,965)	(21,965)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,965)	(8,575)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,231)	(40,231)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,196)	(35,091)
Proceeds from capital contribution	-	-	-	-	300	-	-	300
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(33,028)	(33,028)
BALANCE AT DECEMBER 31, 2007	-	-	600,000	60	40,845	-	(95,224)	(54,319)
Fair market value of services provided	-	-	-	-	10,125	-	-	10,125
Redemption of common stock	-	-	(300,000)	(30)	(170)	-	-	(200)
Net loss	-	-	-	-	-	-	(24,509)	(24,509)
BALANCE AT SEPTEMBER 30, 2008 (UNAUDITED)	-		$300,000	$30	$50,800	$-	$119,733	$68,903

See notes to financial statements (unaudited)

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,509)	$(23,073)	$(119,733)
Adjustments to reconcile net loss net cash used in operating activities:
Fair market value of services provided	10,125	10,125	50,500
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses	13,052	(3,450)	23,983
Net cash used in operating activities	(1,332)	(16,398)	(45,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock			230
Proceeds from capital contribution	-	300	300
Redemption of common stock	(200)	-	(200)
Proceeds from stockholder loans	955	15,000	44,940
Net cash provided by financing activities	755	15,300	45,270

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(577)	(1,098)	20

Cash and cash equivalents at beginning of period	597	1,076	-

CASH AND CASH (OVERDRAFT) EQUIVALENTS AT END OF PERIOD	$20	$(22)	$20

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$10,125	$10,125	$50,500

See notes to financial statements (unaudited)

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

The consolidated financial statements consist of Las Vegas Sports Resort, Inc., (“the Company”) formerly known as Samdrew V, Inc. was incorporated in the state of Delaware on May 4, 2005 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business (see note 6).

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances, and SEC compliance.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $119,733, used cash from operations of $45,250 since its inception, and has a working capital deficit of $23,963 at September 30, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Accompanying financial statements do not include adjustments as a result of this uncertainty.

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

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes (continued):

An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will be realized.

The Company has approximately $17,200 in gross, deferred tax assets at September 30, 2008 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 2 -  LOANS PAYABLE TO STOCKHOLDERS (continued):

On October 26, 2007, the Company entered into loan payable agreements with two of its stockholders in the amount of $1,000 each. These loans accrue interest at a rate of 8.25% until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, these loans will mature on October 26, 2012.

During the quarter ended September 30, 2008, an officer of the Company made advances to the Company in the aggregate amount of $955. These advances are non-interest bearing and are payable upon demand.

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

On July 2, 2008, the Company redeemed 300,000 shares of Common stock, par value $.0001 per share, for an aggregate purchase price of $200. The shares were retired and reduced from the issued and outstanding.

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended September 30, 2008 and 2007, $2,750 and $3,000 for the nine months ended September 30, 2008 and 2007 respectively, and $14,500 for the period from inception through September 30, 2008.

A former officer and director of the Company is the Managing Partner in Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The fair value of legal services provided amounted to $3,375 for the three months ended September 2008 and 2007, $10,125 and $6,750 for the nine months ended September 20, 2008 and 2007, and $50,500 for the period from inception through September 30, 2008, respectively. As of July 2, 2008, in connection with the stock redemption transaction as described in Note 3, Feldman Weinstein & Smith LLP is no longer a related party.

NOTE 5 -  INCOME TAXES:

The Company has approximately $17,200 in gross deferred tax assets at September 30, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2008, the Company has federal net operating loss carryforwards of approximately $68,900 available to offset future taxable income through 2027.

NOTE 6 -  SUBSEQUENT EVENT:

On October 24, 2008, Samdrew V, Inc. established a wholly owned subsidiary named Las Vegas Sports Resort, Inc. On that same day Samdrew V, Inc. completed a "short form" merger with the subsidiary, with Samdrew V, Inc. surviving that merger but changing its name to Las Vegas Sports Resort, Inc. On the same date, the Company also entered into a Common Stock Purchase Agreement pursuant to which the Company agreed to sell 36,800,000 shares of common stock, par value $.0001 per share, to NYLA Entertainment, LLC, a Nevada limited liability company. Consummation of the sale of stock pursuant to the Stock Purchase Agreement is subject to certain conditions. As of the date of this filing the Company has not consummated this sale of stock.

NOTE 7 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

LAS VEGAS SPORTS RESORT, INC. (formerly Samdrew V, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 7 -  RECENT ACCOUNTING PRONOUNCEMENTS (continued):

The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The implementation of SFAS No. 159, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Las Vegas Sports Resort, Inc. (formerly Samdrew V, Inc.) (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

On October 24, 2008, Samdrew V, Inc. established a wholly owned subsidiary named Las Vegas Sports Resort, Inc. On that same day Samdrew V, Inc. completed a "short form" merger with the subsidiary, with Samdrew V, Inc. surviving that merger but changing its name to Las Vegas Sports Resort, Inc. On the same date, the Company also entered into a Common Stock Purchase Agreement pursuant to which the Company agreed to sell 36,800,000 shares of common stock, par value $.0001 per share, to NYLA Entertainment, LLC, a Nevada limited liability company. Consummation of the sale of stock pursuant to the Stock Purchase Agreement is subject to certain conditions. As of the date of this filing the Company has not consummated this sale of stock.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $20, comprised exclusively of cash and cash equivalents. This compares with assets of $597, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $23,983, comprised of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $10,931, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from inception (May 4, 2005) to September 30, 2008:

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Cumulative Period from Inception (May 4, 2005) to September 30, 2008
Net cash used in operating activities	$(1,332)	$(16,398)	$(45,250)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$755	$15,300	$45,270
Net increase (decrease) in cash	$(577)	$(1,098)	$20

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from inception (May 4, 2005) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $10,458 and $24,509, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008, Annual Report on Form 10-KSB for the year ended December 31, 2007 and Quarterly Report on Form 10-QSB for the period ended September 30, 2007 all of which were filed in July of 2008. This compares with a net loss of $7,709 and $23,073 for the three and nine months ended September 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from inception (May 4, 2005) to September 30, 2008, the Company had a net loss of $119,733, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in December of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Entry into a Material Definitive Agreement

On October 24, 2008, the Company and its wholly-owned subsidiary, Las Vegas Sports Resort, Inc. (the “Company Sub”) entered into an Agreement and Plan of Merger and filed with the Secretary of State of Delaware a Certificate of Ownership and Merger, pursuant to which the Company Sub was merged with and into the Company (the “Merger”). The Company was the survivor of the Merger and changed its name to Las Vegas Sports Resort, Inc., as permitted under the provisions of the Delaware General Corporation Law. The legal existence of the Company Sub, which had no assets or operations on the date of the Merger, was terminated effective as of the consummation of the Merger. As permitted pursuant to the Delaware General Corporation Law, the Company’s Certificate of Incorporation was amended, pursuant to the provisions of the Certificate of Ownership and Merger to change the name of the Company to Las Vegas Sports Resort, Inc. The Merger and the change of the Company’s name were approved by the unanimous written consent of the Company’s directors on October 24, 2008. No approval by the Company’s stockholders was required under Delaware law.

Unregistered Sales of Equity Securities.

On October 24, 2008, the Company entered into a Common Stock Purchase Agreement (“CSPA”) pursuant to which the Company agreed to sell 36,800,000 shares of common stock, par value $.0001 per share (the “Shares”) to NYLA Entertainment, LLC, a Nevada limited liability company (“NYLA”). The Company will issue the Shares to NYLA in exchange for services rendered by Purchaser with a value equal to $3,680.00 (the “Sale of Stock”) and pursuant to the terms and conditions contained in the CSPA. Prior to closing, the Company shall have increased the size of its board of directors to three, elected Lajuanna Burrell to fill the vacancy created thereby, and the Company shall have received the resignations of Melvin F. Lazar and Kenneth Rind as officers and directors of the Company. Schedule 14f-1 shall have been duly filed with the SEC and mailed to the stockholders of the Company at least 10 days prior to closing. In addition, it is a condition to closing that the current existing shareholders’ shares are repurchased by the Company on mutually agreeable terms. The closing of the Sale of Stock shall take place on the first business day following the date which is ten (10) days after the Company has filed, with the Securities and Exchange Commission and mailed to the Company’s stockholders, a Schedule 14f-1, pursuant to the requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended, in connection with the proposed change in control of the Company contemporaneous with the Sale of Stock.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
**2.1	Certificate of Ownership and Merger dated October 24, 2008

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 3, 2005.

*3.2	By-Laws.

**10.1	Agreement and Plan of Merger between Samdrew V, Inc. and Las Vegas Sports Resort, Inc. dated as of October 24, 2008.

**10.2	Common Stock Purchase Agreement by and between, NYLA Entertainment, LLC and Samdrew V, Inc. dated October 24, 2008

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SPORTS RESORT, INC.

Dated: November 14, 2008	By:	/s/ Melvin F. Lazar
Name: Melvin F. Lazar
Title: President, Secretary, Chief Executive Officer Chief Financial Officer and Director Principal Executive Officer Principal Financial Officer